Form 10-K
period 2025-12-31
Cleco Securitization II LLC; CLECO POWER LLC
filed 2026-03-30
CIK 2047628, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number	333-283875
CLECO SECURITIZATION II LLC
(Exact name of issuing entity as specified in its charter)
CIK: 0002047628

Louisiana	33-2327335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Cleco Drive, Office Number 17, Pineville, Louisiana	71360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(318) 484-4123

Commission file number	1-05663
CLECO POWER LLC
(Exact name of depositor and sponsor as specified in its charter)
CIK: 0000018672

Louisiana	72-0244480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana	71360-5226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(318) 484-7400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐          Non-accelerated filer ☒            Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Registrant does not have any voting or non-voting common equity held by non-affiliates.
Documents incorporated by reference: A portion of the Annual Report on Form 10-K of Cleco Power for the fiscal year ended December 31, 2025 is incorporated by reference in Item 11 of Part III of this report.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
PART I

ITEM 1. BUSINESS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A. RISK FACTORS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 2. PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Overview
As of March 30, 2026, Cleco Securitization II LLC (Cleco Securitization) has five managers. Pursuant to Cleco Securitization’s limited liability company operating agreement, its affairs will be managed by managers to be appointed from time to time by Cleco Power LLC (Cleco Power). Cleco Securitization is required to have at least one independent manager until all of Cleco Securitization's energy transition bonds and financing costs have been paid in full. The independent manager as defined in Cleco Securitization's operating agreement is a natural person that is not and has not been for at least five years prior to the date of his or her appointment:
•a direct or indirect legal or beneficial owner of Cleco Securitization, Cleco Power, or any of Cleco Securitization’s or Cleco Power’s affiliates,
•a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor, or material creditor of Cleco Securitization, Cleco Power, or any of Cleco Securitization’s or Cleco Power's affiliates, or
•a person who controls (whether directly, indirectly, or otherwise) Cleco Power or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of Cleco Power or its affiliates; provided, that the indirect or beneficial ownership of Cleco Power or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an independent manager.

Code of Conduct
Cleco Securitization is a wholly owned subsidiary of Cleco Power. Cleco Power has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and treasurer. Cleco Power has also adopted an Ethics Guide applicable to all employees and its Board of Managers (the Board). In addition, the Board has adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the Board that its members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco Power considers transactions that are reportable under the U.S. Securities and Exchange Commission’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to Cleco Power’s Governance and Public Affairs Committee. Any recommendations by the Governance and Public Affairs Committee to implement a waiver shall be referred to the full Board for a final determination. The Code of Conduct for Financial Managers, Ethics Guide, and Conflicts of Interest and Related Policies can be found at https://cleco.com/about/leadership-governance/codes-of-conduct. Each of these documents is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

Managers and Executive Officers of Cleco Securitization
The following is a list of the managers and executive officers of Cleco Securitization as of March 30, 2026:

NAME	AGE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Corporate Holdings LLC Cleco Power LLC (1) Cleco Securitization I LLC Cleco Securitization II LLC	63	President and Chief Executive Officer since January 2018. Chief Executive Officer since February 2019. President and Manager since June 2022. President and Manager since March 2025.
Samuel S. Kennedy Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	41
Controller and Chief Accounting Officer since January 2026; Assistant Controller from May 2022 to December 2025; Controller at Vermont Gas Systems, Inc. from September 2021 to April 2022; Director at PricewaterhouseCoopers from July 2015 to September 2021.

Vice President and Manager since January 2026.

(1) Cleco Power is a wholly owned subsidiary of Cleco Corporate Holdings LLC.

CLECO SECURITIZATION II LLC	2025 FORM 10-K

NAME	AGE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Samantha McKee Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	47

Assistant Treasurer since March 2025; Assistant Treasurer and Interim Director- Tax from December 2024 to March 2025; Assistant Treasurer from March 2021 to December 2024; Director - Tax from June 2018 to March 2021.

Treasurer and Manager since June 2022.

Treasurer and Manager since March 2025.

Stacy Stubbs Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	58	Accounting Policy and Research Advisor since May 2018. Secretary and Manager since June 2022. Secretary and Manager since March 2025.
Kevin P. Burns Global Securitization Services, LLC Cleco Securitization I LLC Cleco Securitization II LLC	56

President and Co-founder since 1996. Fortune 1000 companies have selected Mr. Burns to serve as independent director for their special purpose vehicle subsidiaries established to finance commercial real estate, energy infrastructure and many classes of financial assets.

Independent Manager since June 2022.

Independent Manager since March 2025.

ITEM 11. EXECUTIVE COMPENSATION

Kevin P. Burns, representative of Global Securitization Services, LLC, serves as the independent manager of Cleco Securitization. Cleco Securitization pays an annual fee of $5,000 to Global Securitization Services, LLC for Mr. Burns' service. Cleco Securitization does not pay any compensation to its executive officers or other managers.
The information required by this item with respect to Cleco Power is incorporated herein by reference to Item 11. Executive Compensation of the Annual Report on Form 10-K of Cleco Power for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Omitted pursuant to General Instructions J of Form 10-K.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

DESCRIPTION
15(a)(1)	Financial Statements
Not Applicable.

15(a)(2)	Financial Statements Schedules
Not Applicable.

15(a)(3) and 15(b)	List of Exhibits
See Exhibits listed below, which are incorporated herein by reference.

15(c)	Not Applicable.
The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference.

EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3.1	Articles of Organization of Cleco Securitization II LLC, dated as of November 21, 2024	333-283875	SF-1(12/17/24)	3.1
3.2	Limited Liability Company Operating Agreement of Cleco Securitization II LLC, dated as of November 21, 2024	333-283875	SF-1(12/17/24)	3.2
4.1	Indenture between Cleco Securitization II LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Energy Transition Bonds and the Series Supplement), dated as of March 12, 2025	333-283875	8-K(3/12/25)	4.1
4.2	Series Supplement between Cleco Securitization II LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of March 12, 2025.	333-283875	8-K(3/12/25)	4.2
10.1	Energy Transition Property Servicing Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Servicer, dated as of March 12, 2025.	333-283875	8-K(3/12/25)	10.1
10.2	Energy Transition Property Sale Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Seller, dated as of March 12, 2025.	333-283875	8-K(3/12/25)	10.2
10.3	Administration Agreement between Cleco Securitization II LLC and Cleco Power LLC, as Administrator, dated as of March 12, 2025.	333-283875	8-K(3/12/25)	10.3
10.4	Intercreditor Agreement between Cleco Securitization II LLC, Cleco Power LLC, Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, dated as of March 12, 2025.	333-283875	8-K(3/12/25)	10.4
*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)
*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Cleco Power LLC
*33.2	Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon Trust Company, National Association
*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Cleco Power LLC
*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG on behalf of The Bank of New York Mellon Trust Company, National Association
*35.1	Servicer compliance statement

ITEM 16. FORM 10-K SUMMARY

None.

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

None.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
ITEM 1114(b)(2). CREDIT ENHANCEMENTS AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS

None.

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS

None.

ITEM 1117. LEGAL PROCEEDINGS

None.

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cleco Securitization II LLC is a wholly owned subsidiary of Cleco Power LLC.

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 under Item 15.

CLECO SECURITIZATION II LLC	2025 FORM 10-K
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2026.

CLECO SECURITIZATION II LLC
(Issuing Entity)

By:	CLECO POWER LLC, as servicer
/s/ Vincent M. Sipowicz
(Vincent M. Sipowicz)
(Treasurer)
(Senior officer in charge of the servicing function)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant’s security holders. The Registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this Annual Report on Form 10-K.